Form 10-K/A
period 2001-12-31
SALOMON BROTHERS COMMERCIAL MORTGAGE TRUST 2001-C1
filed 2002-10-16
CIK 1145123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                                   Page 1 of 5
             This report consists 11 of consecutively numbered pages.

                        AMENDMENT 1

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



Date:  October 16, 2002              By:  /s/Diane E. Wallace
                                     -----------------------------
                                     Diane E. Wallace
                                     Assistant Vice President

                                 EXHIBIT INDEX

Exhibit     Description                                                 Page

 99.1       Servicer's Annual Statement of Compliance                    6
 99.2       Servicer's Annual Independent Accountant's Report           10

                                EXHIBIT 99.1

        Servicer's Annual Statement of Compliance
        Officer's Certification, and Management's Assertion of Compliance

MIDLAND LOAN SERVICES
A PNC Real Estate Finance Company
210 West 10th Street
Kansas City, Missouri 64105
Telphone:  816.435.6000
Fax:       816.435.2326
www.midlandls.com


March 12, 2002


Ms. Jennifer Richardson
Wells Fargo Bank Minnesota, N.A.
Corporate Trust Services
11000 Broken Land Parkway
Columbia, MD  21044-3562
USA

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, 2001-C1 Pooling and Servicing Agreement

                OFFICER'S CERTIFICATE

Pursuant to the requirements of that certain Pooling and Servicing agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.

/s/  Charles J. Sipple
Charles J. Sipple
Executive Vice President
Date:   3-12-02

cc:     Attn:  Institutional Trust Services
        JPMorgan Chase Bank
        450 West 33rd Street
        New York, NY  10001-0000

        Mr. Edgar L. Smith, II
        ORIX Real Estate Capital Markets, L.L.C.
        1717 Main Street, 12th Floor, 14th Floor
        Dallas, TX  75201-0000

        Ms. Angela Vleck
        Salomon Brothers Mortgage Securities, VII, Inc.
        388 Greenwich Street
        New York,  NY 10013-0000


                SERVICING OFFICERS CERTIFICATE

On behalf of Midland Loan Services, Inc., a Delaware corporation ("Midland"), I hereby certify in my capacity as Assistance Secretary of Midland that (i) the persons identified on the officer listing set forth on Exhibit A attached hereto are hereby designated as servicing officers of Midland and are authorized to take all actions and execute all documents required to be taken or executed by a servicing officer under any of the servicing contracts entered into by Midland set forth on Exhibit B attached hereto; and (ii)exact copies of their genuine signatures appear opposite their respective names and titles thereon. The foregoing listing shall supercede and replace any prior designation of servicing officers of Midland that may have been previously delivered to you by Midland.

Dated as of :  March 8, 2002

By:     /s/  R. Scott Shackelford
        R. Scott Shackelford
        Assistant Secretary of Midland Loan Services, Inc.

Exhibit A

Name                            Title               Signature

Douglas D. Danforth, Jr.        President and       /s/ Douglas D. Danforth, Jr.
                                Chief Executive Officer

Charles J. Sipple               Executive           /s/ Charles J. Sipple
                                Vice President

Lawrence D. Ashley              Senior              /s/ Lawrence D. Ashley
                                Vice President

Steven W. Smith                 Executive           /s/ Steven W. Smith
                                Vice President

J. Stephen McCarter             Vice President      /s/ J. Stephen McCarter

Michael K. Carpenter            Senior              /s/ Michael K. Carpenter
                                Vice President


Exhibit B

JPMorgan Chase Bank

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, 2001-C1

MIDLAND LOAN SERVICES
A PNC Real Estate Finance Company
210 West 10th Street
Kansas City, Missour 64105
Telphone:  816.435.6000
Fax:       816.435.2326
www.midlandls.com


Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services, Group, Inc., (PNC) are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for commercial loan and multifamily servicing, minimum servicing standards V.4 and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of MLS' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001, and for the year then ended, MLS complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, PNC had in effect a fidelity bond on the amount of $300,000,000 and an errors and omissions policy in the amount of $75,000,000.

MIDLAND LOAN SERVICES, INC.


/s/ Steven W. Smith                     /s/ Vincent E. Beckett
Steven W. Smith                         Vincent E. Beckett
Executive Vice President                Senior Vice President

February 15, 2002

                        EXHIBIT 99.2

        Servicer's Annual Independent Accountant's Report

Ernst & Young
One Kansas City Place
1200 Main Street
Kansas City, Missouri  64105-2143
Phone:  (816) 474-5200
www.ey.com


Report on Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

The Audit Committee
The PNC Financial Services Group, Inc.

We have examined management's assertion, included in the accompanying reprot titled Report of Management, that Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services Group, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except for commercial loan and multifamily loan servicing, minimum servicing standards V.4 and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2001. Management is responsible for MLS's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with specified requirements.

In our opinion, management's assertion that MLS complied with the aforementioned requirements during the year ended December 31, 2001, is fairly stated, in all material respects.


/s/     Ernst & Young LLP


February 15, 2002